Form 10-K/A
period 1994-01-02
ADIA SERVICES INC
filed 1994-05-03
CIK 752200

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 --------------

   For the Fiscal Year Ended                         Commission File Number
         January 2, 1994                                    0-13195

                              Adia Services, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                      94-2933186
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   64 Willow Place, Menlo Park, CA                           94025
(Address of principal executive offices)                   (Zip Code)


                                 (415) 324-0696
              (Registrant's telephone number, including area code)

                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                          No
                   -----                           -----

          Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1994, was approximately $60.8 million. 10,245,358 shares of Common Stock and Class B Common Stock held by officers and directors and by persons who own 5% or more of the outstanding Common Stock and Class B Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of outstanding shares of the registrant's Common Stock on February 28, 1994 was 6,983,783 shares, $.25 par value, and the number of outstanding shares of the registrant's Class B Common Stock as of such date was 5,600,000 shares, $.25 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Part II of the registrant's original Annual Report on Form 10-K for the Fiscal Year ended January 2, 1994 incorporates by reference the registrant's 1994 Annual Report to Stockholders.

================================================================================

                                                              Page 1 of 12 pages

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     As of March 1, 1994, the following persons were the directors of the
Company:

 Peter V. Ueberroth, age 56, has been a director of the Company since 1992 and has been Chairman of the Board of the Company since January 1993. Mr. Ueberroth is an investor in and has been Manager of The Contrarian Group, Inc., a management company, since 1989. He served as Commissioner of Major League Baseball from 1984 until March 1989. Mr. Ueberroth is also a director of The Coca Cola Company, Morrison Knudsen Corporation and Transamerica Corporation. The shares reported in Item 12 (Security Ownership by Management) as beneficially owned by Mr. Ueberroth were acquired on November 18, 1993 by Peter and Virginia Ueberroth as Trustees of the Peter and Virginia Ueberroth Trust. The Form 4 relating to such purchase was filed with the Securities and Exchange Commission on February 9, 1994.

 John P. Bowmer, age 49, has been a director of the Company since 1992. Mr. Bowmer has also been Chief Executive Officer of the Company since July 1992 and President of the Company since February 1993. Additionally he has been Chief Executive Officer of Adia S.A. since January 1993 and Chief Operating Officer of the personnel service business of Adia S.A. since June 1992. Mr. Bowmer has served as Adia S.A. Zone Manager for Australia and Asia from 1989 to June 1992 and has been Chief Executive Officer of Jonathan Wren, a branch of Adia S.A. in London, from 1987 to 1989.

 Klaus J. Jacobs, age 57, has been a director of the Company since 1993. Mr. Jacobs has been Chairman of the Board of Adia S.A. since June 1991. He has been the sole owner of JAA Holdings, the majority stockholder of Adia S.A., since December 28, 1993. Additionally he was Chairman of the Board and Chief Executive Officer of Jacobs Suchard Tobler A.G. from 1984 to 1990.

 Nico Issenmann, age 43, has been a director of the Company since 1991. Mr. Issenmann was Chairman of the Board of the Company and Chief Executive Officer of Adia S.A. from June 1991 to January 1993. He has been President of Issenmann Management Consulting since March 1991 and was General Manager of Jacobs Suchard Tobler A.G. from February 1988 to February 1991.

 Jon H. Rowberry, age 47, has been a director of the Company since 1993. Mr. Rowberry has been Senior Vice President and Chief Financial Officer of the Company since August 1985 and was Acting President of the Company from March 1992 to July 1992. He has been Chief Financial Officer of Adia S.A. since January 1993.

 Anthony M. Frank, age 62, has been a director of the Company since 1992. Mr. Frank has been Chairman of Acrogen, Inc., a biotechnology company, since March 1992 and was Postmaster General of the United States from March 1988 to March 1992. He was Chairman and Chief Executive Officer of First Nationwide Bank from 1971 to February 1988. Mr. Frank is also a director of Charles Schwab, Temple-Inland, Bedford Properties, General American Investors Corporation and Living Centers of America.

 Priscilla Florence, age 53, has been a director of the Company since 1993. Ms. Florence has been President of Priscilla Florence and Associates, a human resources consulting company, since 1985 and has been Vice President - Human Resources for United States World Cup '94 since October 1992.

                                                              Page 2 of 12 pages

     The executive officers of the Company, other than Messrs. Bowmer and Rowberry, as of March 1, 1994, were as follows:

     Edward P. Drudge, Jr., age 54, has served as a Senior Vice President of the Company responsible for the overall management of ten of the operating divisions of the Company since April 1989. From 1973 until he joined the Company Mr. Drudge was employed by Manpower, Inc., serving from August 1987 until March 1989 as Vice President, Regional Manager and from 1983 until August 1987 as Vice President, United States Operations.

     George J. Gremse, age 46, has been President of the Adia Personnel Services division of the Company since February 1993. From 1988 to February 1993 Mr. Gremse served as Regional Vice President for National Car Rental.

     Each of the executive officers of the Company serves at the discretion of the Board of Directors of the Company. There are no family relationships among the executive officers or directors of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1993, 1992 and 1991 of (i) the Chief Executive Officer of the Company and (ii) the other three most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for the year ended December 31, 1993 (collectively the "Named Executive Officers"). Compensation information is only included for those years during which the named individual served as an executive officer of the Company.

                                                              Page 3 of 12 pages

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                           Long Term
                                                Annual                   Compensation        All Other
                                             Compensation                   Awards      Compensation/(1)(3)/
                               ----------------------------------------  -------------  --------------------

                                                                          Securities
Name and Principal                                     Other Annual       Underlying
Position                 Year   Salary    Bonus    Compensation/(1)(2)/   Options (#)
- - -----------------------  ----  --------  --------  --------------------  -------------

John P. Bowmer,          1993  $232,881  $142,866              $  2,010        20,000                --
Chief Executive          1992  $100,000        --                    --        20,000                --
Officer(4)

Jon H. Rowberry,         1993  $146,537  $ 60,000              $  7,808        10,000                $12,521
Senior Vice              1992  $147,843  $ 56,501              $  7,807        10,000                $11,554
President and Chief      1991  $146,301  $ 30,000                               5,000
Financial Officer(4)

Edward P. Drudge,        1993  $224,200  $167,033              $ 20,859         5,000                $18,765
Jr., Senior Vice         1992  $213,119  $ 35,000              $ 13,794         5,000                $15,095
President                1991  $210,053  $ 15,000                               5,000

George J. Gremse,        1993  $202,315  $277,885              $125,965        10,000                $19,331
President, Adia
Personnel Services

- - -----------------------

/(1)/ In accordance with the transitional provisions applicable to the revised rules on executive officer and director compensation adopted by the Securities and Exchange Commission amounts of Other Annual Compensation and All Other Compensation are excluded for 1991.

/(2)/ Other Annual Compensation for each of Messrs. Bowmer, Rowberry and Drudge represents the value of the automobile provided by the Company to the officer. Other Annual Compensation for Mr. Gremse represents $110,685 for relocation costs (either paid directly to Mr. Gremse or on his behalf) plus reimbursement for income taxes relating thereto and $15,280 as the value of an automobile provided by the Company to Mr. Gremse.

/(3)/ Amounts of All Other Compensation are amounts contributed or accrued for the named individuals under the Company's Non-Qualified Profit Sharing Plan and includes amounts matched by the Company for individual retirement account contributions made by the individual. The Company contributions under the Plan for Messrs. Rowberry, Drudge and Gremse are $12,521, $18,265 and $19,331 for 1993, respectively, and for Messrs. Rowberry and Drudge $11,554 and $14,595, respectively, for 1992, with $500 contributed to match the individual retirement account contribution of Mr. Drudge for each of 1993 and 1992. Mr. Bowmer does not participate in the Plan.

/(4)/ The amounts shown for 1992 and 1993 for Messrs. Bowmer and Rowberry reflect only the portion of their total compensation paid by the Company for services rendered as executive officers of the Company and exclude any amounts paid to them on behalf of Adia S.A. for services rendered to Adia S.A. See "Compensation Committee Interlocks and Insider Participation."

                                                              Page 4 of 12 pages

   The following table sets forth information with respect to options granted during the year ended December 31, 1993 to the Named Executive Officers.


                       OPTION GRANTS IN LAST FISCAL YEAR
                       ---------------------------------

                                                                       Potential
                                                                       Realizable Value
                                                                       at Assumed Annual
                                                                       Rates of Stock Price
                                                                       Appreciation
                             Individual Grants                         for Option Term/(2)/
               ------------------------------------------------------  --------------------
                             Percent of
                             Total
               Number of     Options
               Securities    Granted to
               Underlying    Employees
               Options       in Fiscal    Exercise      Expiration
Name           Granted/(1)/  Year           Price          Date           5%        10%
- - -------------  ------------  -----------  --------  -----------------  --------   --------
John P.         20,000        14.0%       $ 23.00   November 29, 2003  $289,292   $733,122
Bowmer

Jon H.          10,000         7.0%       $ 23.00   November 29, 2003  $144,646   $366,561
Rowberry

Edward P.        5,000         3.5%       $ 23.00   November 29, 2003  $ 72,323   $183,280
Drudge, Jr.

George J.       10,000         7.0%       $18.125   March 19, 2003     $113,987   $288,866
Gremse

_____________________

/(1)/ Options become exercisable at the rate of 20% per year over each of the next five years.

/(2)/ Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock conditions, as well as the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.


          The following table sets forth information concerning the number of shares acquired upon exercise of outstanding options during the year ended December 31, 1993, the value realized upon such exercise and the value of unexercised options held at December 31, 1993 by each of the Named Executive Officers.

                                                              Page 5 of 12 pages

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES
                 --------------------------------------------

                                                                                               Value of
                                                            Number of                          Unexercised
                                                            Unexercised                        In-the-Money
                                                            Options at                         Options at
                                                            December 31, 1993                  December 31, 1993/(1)/
                                                         --------------------------------  ----------------------------
                      Shares Acquired   Value
Name                  Upon Exercise     Realized/(1)/    Exercisable     Unexercisable     Exercisable     Unexercisable
- - -----------------     ---------------   -------------    -----------     -------------     -----------     -------------
John P. Bowmer                   --              --          4,000          36,000          $ 25,000          $105,000
Jon H. Rowberry                  10             $96         31,435          26,000          $173,223          $101,000
Edward Drudge, Jr.               --              --         19,750          19,000          $ 81,250          $ 81,250
George J. Gremse                 --              --             --          10,000                --          $ 51,250

- - ----------------
/(1)/ Calculated as the difference between the market value of the Common Stock on the date of exercise of the stock option or on December 31, 1993, as may be applicable, and the exercise price of the options.


Supplemental Executive Retirement Plan
- - --------------------------------------

    The following table shows the estimated annual retirement benefit payable to participating employees upon retirement, including executive officers, in the earnings and years of service classifications indicated, under the Company's Supplemental Executive Retirement Plan which plan includes selected management employees as participants.

Final Average    Estimated Annual Retirement Benefits For Years
  Earnings       Of Service Indicated (1)
 ------------    -----------------------------------------------

                 10 Years    15 Years    20 Years    25 Years
                 --------    --------    --------    --------
  $200,000        $40,000    $ 60,000    $ 80,000    $100,000
  $300,000        $60,000    $ 90,000    $120,000    $150,000
  $400,000        $80,000    $120,000    $160,000    $200,000

- - ----------------
(1) The maximum benefit under the Plan is determined by multiplying 2% of such participant's final average earnings as defined in the Plan by years of service with the Company, with a maximum service credit of 25 years. The Plan also provides for a reduced early retirement benefit provided the participant is at least 50 years of age and the sum of the participant's age and years of service equals or exceeds 65. The amount of the annual benefit is subject to reduction by the amount of other retirement income payable to the participant from other Company plans.


   Covered compensation consists of the total compensation of each participant as reported to the Internal Revenue Service which differs from the compensation included in the Summary Compensation Table by the amount of perquisites awarded to the participant. The credited years of service for Messrs. Rowberry, Drudge and Gremse are eight, five and one, respectively. Mr. Bowmer does not participate in this Plan.

                                                              Page 6 of 12 pages

Compensation of Directors
- - -------------------------

   During 1993 members of the Board of Directors who were neither an executive officer of the Company nor an executive officer of Adia S.A., the parent corporation of the principal stockholder of the Company, were paid an annual director's fee of $12,500 per year plus $1,000 for each meeting of the Board of Directors attended and travel and accommodation expenses. Other directors who are executive officers of the Company or executive officers of Adia S.A. receive no compensation from the Company but are reimbursed for travel and accommodation expenses. A portion of the management fee paid to Adia S.A., however, includes reimbursement for the services and travel and accommodation expenses of those Company directors who are affiliated with Adia S.A. See "Compensation Committee Interlocks and Insider Participation."

   Mr. Ueberroth is being paid an annual salary of $96,000 for the services he is providing to the Company as Chairman of the Board.

                                                              Page 7 of 12 pages

Compensation Committee Interlocks and Insider Participation
- - -----------------------------------------------------------

   Nico Issenmann, who served as a member of the Company's Compensation Committee and Stock Option Committee during the year ended December 31, 1993 and who presently serves on such Committees, was the Chairman of the Board of the Company during 1992.

   Adia S.A., either directly, or indirectly through its wholly-owned subsidiary Adia International S.A., has performed certain services for the Company which have included the sharing of marketing information and evaluating acquisition and other expansion opportunities for the Company. The charge for services rendered to the Company for the year ended December 31, 1993 was $546,000. The charge for services by Adia S.A. includes reimbursement for the services and the related travel and accommodation expenses of the Company's directors who are affiliated with Adia S.A.

   Since August 1, 1992, under a tax sharing agreement with Adia Holdings Incorporated ("AHI") a wholly-owned subsidiary of Adia S.A., the Company and AHI have been included in the same consolidated U.S. Federal income tax return. The tax sharing agreement is designed to allow the Company to share in any tax savings realized as a result of its consolidation for tax purposes with other AHI companies.

   The Company has a credit agreement with AHI which was entered into in 1992 providing for the borrowing of up to $50,000,000 by AHI from the Company. The credit agreement requires AHI to pay interest monthly at a rate equal to the 90 Day U.S. Treasury Bill rate plus two percent, and includes a provision for an annual commitment fee on all available unborrowed amounts. The terms of the credit agreement prevent any advance to AHI that would reduce the Company's cash balance to less than $10,000,000. All amounts borrowed under the credit agreement are collateralized by Common Stock of the Company owned by AHI and were repayable at December 31, 1993, the original expiration date of the credit agreement. The Board of Directors of the Company agreed to extend the credit agreement through December 31, 1994. On December 20, 1993, AHI repaid all amounts previously borrowed under the credit agreement. The highest balance outstanding during 1993 under the credit agreement was $37,886,062.

   Adia S.A. and the Company are parties to an agreement which currently governs the provision of services by Adia S.A. to the Company. The agreement provides that any loans to the Company by Adia S.A. will be at a rate equal to the most favorable rate available to the Company from an unaffiliated lender and any guarantees of present or future obligations of the Company by Adia S.A. will be subject to an annual fee of 1.2% of the principal amount of the guaranteed indebtedness. Adia S.A., through its wholly-owned subsidiary Adia International S.A., will also provide executive and administrative advice and services to the Company, share advertising, promotional and marketing plans, assist in the analysis of proposed acquisitions or divestitures, and train Company personnel in various marketing and administrative skills. The Company will pay Adia S.A. a fee for such services based upon the reasonable and ordinary charges for the time spent by Adia S.A. personnel rendering the services, including directors fees. Future charges for services provided by Adia S.A. shall be reviewed and approved by a committee of the Company's Board of Directors, a majority of which shall neither be officers of Adia nor affiliated with Adia S.A.

   Messrs. Jacobs and Issenmann, directors of the Company, are also directors of Adia S.A. Mr. Ueberroth, a director of the Company, was a director of Adia S.A. from April 1993 until December 2, 1993. Messrs. Bowmer and Rowberry, executive officers and directors of the Company, are also presently executive officers of Adia S.A. The Company anticipates that each of Messrs. Bowmer and Rowberry will devote approximately fifty percent of his time to providing services to the Company.

   Effective as of January 1, 1993, the Company has had a consulting agreement with The Contrarian Group, Inc. pursuant to which The Contrarian Group provides consulting, marketing and management services to the Company for an annual fee of $144,000. Mr. Ueberroth is an investor and Manager of The Contrarian Group.

   There is incorporated by reference herein in response to this Item the material under the caption "Changes In Control" in Item 12.

                                                              Page 8 of 12 pages

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
- - -----------------------------------------------

   As of March 1, 1994, the following persons were known by the Company to be the beneficial owners of more than five percent of the shares of Common Stock and/or Class B Common Stock then outstanding:

                                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                 -----------------------------------------
                                             Shares                       Shares
                                           Held of Record              Owned Beneficially
                                        -------------------            ------------------

                                                         Percent                            Percent
Name and Address of            Title of     Number of    of             Number of
Beneficial Owner                Class        Shares      Class          Shares              Class
- - ------------------------      ---------     ---------    -------        ---------           -------
Adia Holdings Incorporated    Common Stock   4,632,348    66.3 %        10,232,348/(1)/       81.3%
c/o The Corporation Trust
  Center
1209 Orange Street            Class B
Wilmington, Delaware          Common Stock   5,600,000      100%         5,600,000           100.0%

Adia S.A./(2)/                Common Stock          --       --         10,232,348/(1)(3)/    81.3%
Place Chauderon 4
Case Postale 59               Class B
Lausanne, 9, Switzerland      Common Stock          --       --          5,600,000/(3)/      100.0%

Franklin Resources, Inc.      Common Stock          --       --            437,300/(4)/        6.3%
777 Mariners Island Blvd.
San Mateo, California

/(1)/ Includes the 5,600,000 shares of Class B Common Stock held of record by Adia Holdings Incorporated, as the shares of Class B Common Stock are convertible into shares of Common Stock on a share-for-share basis.

/(2)/ In Schedule 13D filings with the Securities and Exchange Commission, JAA
      Holdings, a Swiss Holding Company, reported that as of December 31, 1993 it owned 54.2% of the Common Stock of Adia S.A. and as a result thereof might be deemed to beneficially own the shares of stock of the Company beneficially owned by Adia S.A. Klaus J. Jacobs owns 100% of the outstanding stock of JAA. Mr. Jacobs previously owned only 50% of JAA and acquired the balance of the stock of JAA effective December 31, 1993. Mr. Jacobs used his personal funds to make the purchase. On March 22, 1994 Adia S.A. made a merger proposal to the Company pursuant to which Adia S.A. would acquire all of the Company's Common Stock not currently held by Adia S.A. The proposal provides that in the merger eight shares of the Company's Common Stock would be exchanged for one share of the stock of Adia S.A. and $112 in cash.

/(3)/ The shares of Common Stock and Class B Common Stock held of record by Adia
      Holdings Incorporated are included in this table as beneficially owned by Adia S.A. as Adia Holdings Incorporated is a wholly owned subsidiary of Adia S.A.

/(4)/ This information has been obtained from a Schedule 13G filed by Franklin
      Resources, Inc. ("Franklin") with the Securities and Exchange Commission and reflects beneficial ownership as of December 31, 1993. The information in the Schedule 13G was provided by Franklin on behalf of a group of its funds which in the aggregate had such beneficial ownership. In the
      Schedule 13G Franklin reported that the group had sole voting power with respect to 418,500 shares and shared dispositive power with respect to 437,300 shares.

                                                              Page 9 of 12 pages

Security Ownership by Management
- - --------------------------------

  The following table shows the beneficial ownership of Common Stock of the Company of each director and each of the Named Executive Officers of the Company and, as a group, of such persons and the other executive officers of the Company, as of March 1, 1994.

                             Shares Owned          Percent
Name                         Beneficially         of Class
- - ---------------------        ------------------   --------
Peter V. Ueberroth               10,000/(1)/        *
John P. Bowmer                    4,000/(2)(3)/     *
Klaus J. Jacobs              10,232,348/(4)/       81.3%
Nico Issenmann                      --              --
Jon H. Rowberry                  31,445/(2)(5)/     *
Anthony M. Frank                  3,000             *
Priscilla Florence                  --              --
Edward P. Drudge, Jr.            19,750  /(6)/      *
George J. Gremse                    --              --

All of the directors and     10,300,543/(4)(7)/
 executive officers as a
 group (9 persons)

- - ----------------------

/*/ Less than one percent of the outstanding shares of Common Stock of the Company.

/(1)/ Consists of shares acquired by Peter and Virginia Ueberroth as Trustees of the Peter and Virginia Ueberroth Trust.

/(2)/ Does not include the 4,632,348 shares of Common Stock and 5,600,000 shares of Class B Common Stock which are beneficially owned by Adia S.A. See "Compensation Committee Interlocks and Insider Participation."

/(3)/ Consists of 4,000 shares subject to stock options which are exercisable on or before April 30, 1994.

/(4)/ Consists of the 4,632,348 shares of Common Stock and 5,600,000 shares of Class B Common Stock which are beneficially owned by Adia S.A. See "Principal Stockholders."

/(5)/ Includes 31,435 shares subject to stock options which are exercisable on or before April 30, 1994.

/(6)/ Consists of 19,750 shares subject to stock options which are exercisable on or before April 30, 1994.

/(7)/ Includes 55,185 shares subject to stock options which are exercisable on or before April 30, 1994.


Changes In Control
- - ------------------

    On March 22, 1994 Adia S.A. made a merger proposal to the Company pursuant to which Adia S.A. would acquire all of the Company's Common Stock not currently held by Adia S.A. In the proposal eight shares of the Company's Common Stock would be exchanged for one share of the stock of Adia S.A. and $112 in cash.
The Company has appointed a special committee of its board of directors to evaluate the proposal.

                                                             Page 10 of 12 pages

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated by reference herein in response to this Item the material under the caption "Compensation Committee Interlocks and Insider Participation" in Item 11.

                                                             Page 11 of 12 pages

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 3, 1994                              ADIA SERVICES, INC.



                                                By:   /s/ Keith Corbin
                                                   -------------------------
                                                   Keith Corbin
                                                   Assistant Treasurer

                                                             Page 12 of 12 pages