Form 10-Q
period 1994-04-04
ADIA SERVICES INC
filed 1994-05-17
CIK 752200

                                                               Page 1 of 9 Pages

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 4, 1994               Commission file number 0-13195
                      -------------                                      -------

                              ADIA SERVICES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   94-2933186
- - -----------------------------------------        ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       identification No.)

100 Redwood Shore, Redwood City, CA                         94065
- - -----------------------------------------        ---------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (415) 610-1000
                                                   --------------

                     64 Willow Place, Menlo Park, CA 94025
- - --------------------------------------------------------------------------------
                (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No
                            -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at April 30, 1994
       ----------------------------      ---------------------------------
       Common Stock, $.25 par value                   7,019,023

       Class B Common Stock                           5,600,000

                     ADIA SERVICES, INC. AND SUBSIDIARIES
                     ------------------------------------
                                     INDEX
                                     -----

                                                                Page No.
Part I.  Financial Information

     Item 1:  Financial Information (unaudited)

              Condensed Consolidated Statements of Income-
               Three months ended March 31, 1994 and 1993            1

              Condensed Consolidated Statements of Financial
               Position-March 31, 1994 and December 31, 1993         2

              Condensed Consolidated Statements of Cash Flows-
               Three months ended March 31, 1994 and 1993            3

              Notes to Condensed Consolidated Financial
               Statements                                            4

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    5

Part II. Other Information

     Item 6:  Exhibits and Reports on Form 8-K                       6

              Signatures                                             7

                     ADIA SERVICES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

                   (In thousands, except per share amounts)

                                                        Three Months Ended
                                                            March 31,
                                                       --------------------
                                                          1994      1993
                                                       ---------  ---------

Net service revenues and other income                   $269,763   $208,737
                                                        --------   --------

Direct costs of services, consisting of direct
 labor, payroll taxes, insurance and benefits
 for temporary employees                                 196,462    149,273

Selling, general and administrative expenses              62,681     52,322

Amortization of intangibles                                1,215      1,325

Interest expense (income), net                              (463)      (727)
                                                        --------   --------
                                                         259,895    202,193
                                                        --------   --------

Income before income taxes                                 9,868      6,544

Provision for income taxes                                 4,440      2,945
                                                        --------    -------
Net income                                              $  5,428    $ 3,599
                                                        ========    =======
Weighted average shares outstanding                       12,581     12,554

Net income per share                                    $    .43    $   .29
                                                        ========    =======
Cash dividends per share
   Common stock                                         $    .04    $   .04
                                                        ========    =======
   Class B common stock                                 $   .035    $  .035
                                                        ========    =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Position (Unaudited)

                           (In thousands of dollars)

                                                March 31, 1994            December 31, 1993
                                             ---------------------      ----------------------
ASSETS

Current assets
  Cash and short-term investments                        $ 80,292                     $ 67,828
  Trade accounts receivable, net                          128,064                      119,210
  Notes and other receivables                               3,539                        4,108
  Deferred income taxes                                    17,043                       15,478
  Other current assets                                      4,961                        5,034
                                                         --------                     --------
      Total current assets                                233,899                      211,658

Property, equipment and
  leasehold improvements                     $42,967                    $38,338
  Less, accumulated depreciation
    and amortization                          27,066       15,901        24,454         13,884
                                             -------                    -------
Cost in excess of net assets
  of acquired companies                                    72,952                       70,240
Other intangible assets                                     3,415                        3,929
Other assets                                                3,264                        2,937
                                                         --------                     --------
                                                         $329,431                     $302,648
                                                         ========                     ========

LIABILITIES

Current liabilities

  Accounts payable and accrued expenses                  $ 92,803                     $ 76,978
  Income taxes payable                                      9,331                        4,907
  Current portion of long-term debt                         1,326                          239
                                                         --------                     --------
      Total current liabilities                           103,460                       82,124

Long-term debt                                                758                          859

STOCKHOLDERS' EQUITY

Preferred stock
  none, issued or outstanding
Common stock                                 $  3,157                   $  3,149
Additional paid-in capital                    102,207                    101,621
Retained earnings                             120,156                    115,202
                                             --------                   --------
                                              225,520                    219,972
      Less: Treasury stock                       (307)    225,213           (307)      219,665
                                             --------    --------       --------      --------
                                                         $329,431                     $302,648
                                                         ========                     ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                           (In thousands of dollars)

                                                     Three months ended
                                                           March 31,
                                                     ------------------
                                                       1994      1993
                                                     --------  --------

Operations
Net income                                           $  5,428   $ 3,599
Charges and credits to income not affecting cash
   Depreciation                                         1,495     1,279
   Amortization                                         1,169     1,382
   Deferred income taxes                               (1,200)     (569)
   Accounts receivable                                 (5,993)   (8,718)
   Accounts payable and accrued expenses               10,705     7,384
   Other working capital                                4,824     3,457
Other operating flows                                    (278)      123
                                                      -------   -------
                                                       16,150     7,937
                                                      -------   -------
Investing
Acquisitions                                           (1,000)      (13)
  Additions to property, equipment
   and leasehold improvements                          (3,272)   (1,717)
                                                      -------   -------
                                                       (4,272)   (1,730)
                                                      -------   -------

Financing
Issuance of common stock                                  594        62
Dividends paid                                           (475)     (475)
Increase in long-term debt                                499        23
Repayments of debt                                        (32)      (31)
                                                      -------   -------
                                                          586      (421)
                                                      -------   -------
Net increase in cash
  and short-term investments                           12,464     5,786

Cash and short term investments
  Beginning of period                                  67,828    21,021
                                                      -------   -------
  End of period                                       $80,292   $26,807
                                                      =======   =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying condensed consolidated financial statements of Adia Services, Inc. and subsidiaries for the three month periods ended March 31, 1994 and 1993 are unaudited. However, in the opinion of the Company, all adjustments necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report.

The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  Majority Stockholder

On March 22, 1994, the Registrant received a merger proposal from Adia S.A. ("ASA"), whereby ASA would acquire all the outstanding common shares of the Company which it does not currently own. ASA owns, through its wholly-owned subsidiary, Adia Holdings Incorporated ("AHI"), 4,632,348 shares of the Registrant's common stock and 5,600,000 shares (100%) of the Registrant's Class B common stock, which together represent 81.4% of the Registrant's outstanding shares. Based upon the higher voting power of the Class B common stock, ASA controls 96.3% of the votes.

In the proposed merger, eight shares of common stock of the Registrant would be exchanged for one share of ASA stock and $112.00 in cash. The Registrant's special committee of outside Directors is presently reviewing the merger proposal.

The Company acquired Adia Canada, Ltd., a wholly-owned subsidiary of ASA for $1 million as of the beginning of 1994. This transaction was accounted for as a purchase based upon a purchase price determined by independent appraisal. Recording this transaction as a deemed distribution to ASA would not have produced a materially different result.

Under the existing tax sharing agreement between the Company and AHI, the Company shares in any Federal tax savings realized as a result of its consolidation for tax purposes with other AHI companies. Because of the expected 1994 operating results of the other AHI companies included in the tax consolidation, the Company does not presently anticipate any tax savings for 1994 and, accordingly, did not record any such tax benefit in the first quarter of 1994.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

During the first quarter of 1994, net income increased to $5.4 million ($.43 per share) as compared to $3.6 million ($.29 per share) for the first quarter of 1993.

The Company's operating results for the first quarter of 1994 were positively affected by the growth in the general economy. Additionally, the trend on the part of business to incorporate temporary help into their manpower planning continues to favorably impact Adia's business as well as the industry as a whole. During the quarter, Adia's number of hours sold increased 28% and the Company once again achieved record revenues. Revenues for the first quarter of 1994 increased 29.2% to $269.8 million as compared to $208.7 million in 1993. Gross margin dollars during this same period increased 23.3% although gross margin as a percentage of revenues fell from 28.5% to 27.2%. The increase in revenues reflects the increase in the total number of hours sold and slight increases in overall average bill rates, permanent placement and outplacement revenues. The higher overall gross margin dollars also results from the increase in volume while the decrease in the gross margin percentage stems from a combination of higher pay rates required to attract and retain highly qualified temporaries and higher employer related costs for workers' compensation and unemployment taxes. Because of continued competitive pricing pressures, the full amount of these benefit costs could not be passed along in the form of higher bill rates. The Company continues to maintain overall gross margin levels higher than average for the temporary employment industry resulting from its mix of specialty operations as well as its strategy of providing highly skilled general temporary help.

Selling, general and administrative expenses increased 20% as compared to the same period a year ago. As a percentage of revenues, these expenses decreased to 23% from 25%. The overall increase is due principally to increased incentive compensation directly related to improved branch profitability. The Company continues to pursue cost efficiency measures to continue decreasing these costs as a percentage of revenues.

Net interest income decreased during the first quarter of 1994 as compared to the first quarter of 1993. In the prior year, the Company was able to offset the general decline in market interest rates through its loan with Adia Holdings Incorporated ("AHI"), the Company's majority stockholder, which provided for a yield on all funds loaned to AHI higher than the yield on current short-term investments. This loan was repaid in full during December 1993.

Liquidity and Capital Resources
- - -------------------------------

The Company continues to internally generate sufficient cash to support its ongoing operations.

The Company continues to have a credit agreement with Adia Holdings Incorporated (its majority stockholder-"AHI"), whereby AHI may borrow up to $50 million from the Company. As of March 31, 1994, there are no outstanding borrowings under this line.

The Company has paid uninterrupted quarterly dividends on its Common Stock since its initial public offering in October 1984. Quarterly cash dividends are currently $.04 per share for Common Stock and $.035 per share for Class B common stock.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

         (a)  Exhibits
                None

         (b)  Reports on Form 8-K
                A Form 8-K was filed as of March 22, 1994 to report under
                Item 5 the merger proposal received by the Registrant from its majority stockholder, Adia S.A.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ADIA SERVICES, INC.

Date:  May 5, 1994                      By:        /s/ JOHN P. BOWMER
                                           ------------------------------------
                                                      John P. Bowmer
                                           Chief Executive Officer and Director


Date:  May 5, 1994                      By:       /s/ JON H. ROWBERRY
                                           ------------------------------------
                                                     Jon H. Rowberry
                                                  Senior Vice President,
                                           Chief Financial Officer and Director