Form 10-Q
period 1994-07-03
ADIA SERVICES INC
filed 1994-07-26
CIK 752200

                                                          Page  1 of _____ pages

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 3, 1994               Commission file number 0-13195
                      ------------                                      -------

                              ADIA SERVICES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                         94-2933186
- - -------------------------------------                   --------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       identification No.)

  100 Redwood Shores Parkway, Redwood City, CA                  94065
- - ---------------------------------------------------       -----------------
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

                    Yes   X         No
                        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at June 30, 1994
     ----------------------------              ----------------------------
     Common Stock, $.25 par value                       7,040,233

     Class B Common Stock                               5,600,000

                     ADIA SERVICES, INC. AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----

                                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Information (unaudited)

                  Condensed Consolidated Statements of Income -
                  Six months and three months ended June 30, 1994 and 1993     1

                  Condensed Consolidated Statements of Financial Position -
                  June 30, 1994 and December 31, 1993                          2

                  Condensed Consolidated Statements of Cash Flows  -
                  Six months ended June 30, 1994 and 1993                      3

                  Notes to Condensed Consolidated Financial Statements         4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          5

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                             6

                  Signatures                                                   7

                     ADIA SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                               Six Months Ended        Three Months Ended
                                                            ---------------------     --------------------
                                                                   June 30,                 June 30,
                                                            ---------------------     --------------------
                                                              1994         1993        1994         1993
                                                            --------     --------     -------     --------

NET SERVICE REVENUES AND OTHER INCOME                       $559,476     $427,264     $289,713    $218,527
                                                            --------     --------     --------    --------
Direct costs of services, consisting of direct
  labor, payroll taxes, insurance and
  benefits for temporary employees                           407,277      307,421      210,815     158,148

Selling, general and administrative expenses                 129,052      103,964       66,371      51,642

Amortization of intangibles                                    2,395        2,643        1,180       1,318

Interest expense, net                                           (955)      (1,648)        (492)       (921)
                                                            --------     --------     --------    --------
                                                             537,769      412,380      277,874     210,187
                                                            --------     --------     --------    --------
Income before income taxes                                    21,707       14,884       11,839       8,340

Provision for income taxes                                     9,768        6,698        5,328       3,753
                                                            --------     --------     --------    --------
NET INCOME                                                  $ 11,939     $  8,186     $  6,511    $  4,587
                                                            ========     ========     ========    ========

Weighted average shares outstanding                           12,603       12,556       12,624      12,558

NET INCOME PER SHARE                                        $    .95     $    .65     $    .52    $    .36
                                                            ========     ========     ========    ========
Cash dividends per share
  Common stock                                              $    .08     $    .08     $    .04    $    .04
                                                            ========     ========     ========    ========
  Class B common stock                                      $    .07     $    .07     $   .035    $   .035
                                                            ========     ========     ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                            June 30, 1994                  December 31, 1993
                                                   ----------------------------     ----------------------------
ASSETS
Current assets

  Cash and short-term investments                                 $ 64,158                        $ 67,828
  Trade accounts receivable, net                                   137,666                         119,210
  Notes and other receivables                                        4,506                           4,108
  Deferred income taxes                                             17,878                          15,478
  Other current assets                                              12,207                           5,034
                                                                  --------                        --------
    Total current assets                                           236,415                         211,658

Property, equipment and
  leasehold improvements                           $ 46,685                         $ 38,338
  Less, accumulated depreciation
   and amortization                                  28,466         18,219            24,454        13,884
                                                   --------                         --------
Cost in excess of net assets
  of acquired companies                                             72,398                          70,240
Other intangible assets, net                                         2,828                           3,929
Other assets                                                         3,391                           2,937
                                                                  --------                        --------
                                                                  $333,251                        $302,648
                                                                  ========                        ========
LIABILITIES
Current liabilities

  Accounts payable and accrued expenses                           $ 96,473                        $ 76,978
  Income taxes payable                                               3,562                           4,907
  Current portion of long-term debt                                    484                             239
                                                                  --------                        --------
    Total current liabilities                                      100,519                          82,124

Long-term debt                                                         801                             859

STOCKHOLDERS' EQUITY
Preferred stock
 none, issued or outstanding
Common stock                                       $  3,165                        $  3,149
Additional paid-in capital                          102,885                         101,621
Retained earnings                                   126,188                         115,202
                                                   --------                        --------
                                                    232,238                         219,972
Less:  Treasury stock, at cost                         (307)       231,931             (307)       219,665
                                                   --------       --------         --------       --------
                                                                  $333,251                        $302,648
                                                                  ========                        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                                    Six Months Ended
                                                             ----------------------------
                                                                        June 30,
                                                                       ---------
                                                               1994                1993
                                                             --------            --------
OPERATIONS
Net income                                                   $ 11,939            $  8,186
Charges and credits to income not affecting cash
  Depreciation                                                  3,108               2,591
  Amortization                                                  2,351               2,865
  Deferred income taxes                                        (2,400)             (1,309)
Changes in working capital
  Accounts receivable                                         (15,595)            (15,176)
  Accounts payable and accrued expenses                        14,376               9,823
  Other working capital                                        (8,721)              1,844
Other operating flows                                            (258)                212
                                                             --------            --------
                                                                4,800               9,036
                                                             --------            --------
INVESTING
Additions to property, equipment
 and leasehold improvements                                    (7,360)             (3,457)
Acquisitions                                                   (1,046)                (47)
                                                             --------            --------
                                                               (8,406)             (3,504)
                                                             --------            --------

FINANCING
Exercise of stock options                                       1,280                 122
Dividends paid                                                   (953)               (948)
Increase in debt                                                  927                  96
Repayments of debt                                             (1,318)             (1,056)
                                                             --------            --------
                                                                  (64)             (1,786)
                                                             --------            --------
NET INCREASE (DECREASE) IN CASH
 AND SHORT-TERM INVESTMENTS                                    (3,670)              3,746

Cash and short term investments
  Beginning of period                                          67,828              21,021
                                                             --------            --------

  End of period                                              $ 64,158            $ 24,767
                                                             ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Adia Services, Inc. and subsidiaries for the periods ended June 30, 1994 and 1993 are unaudited. However, in the opinion of the Company, all adjustments necessary for a fair presentation have been reflected therein.

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

The results of operations for the periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:   Majority Stockholder

On March 22, 1994, the Registrant received a merger proposal from Adia S.A. ("ASA"), whereby ASA would acquire all the outstanding common shares of the Company which it does not currently own. ASA owns, through its wholly-owned subsidiary, Adia Holdings Incorporated ("AHI"), 4,632,348 shares of the Registrant's common stock and 5,600,000 shares (100%) of the Registrant's Class B common stock, which together represent 81% of the Registrant's outstanding shares. Based upon the higher voting power of the Class B common stock, ASA controls 96% of the votes. In the proposed merger, eight shares of common stock of the Registrant would be exchanged for one share of ASA stock and $112.00 in
cash.    As of July 25, 1994, ASA and the Registrant announced suspension of negotiations between ASA and a special committee of the Board of Directors of Registrant formed to evaluate the previously announced proposed merger. Negotiations were suspended due to inability to reach agreement on the terms of the merger. ASA has engaged CS First Boston as an additional advisor to assist in determining whether there is a basis for further negotiations, and to assist in any further negotiations. Copies of the press releases of ASA dated July 26, 1994 and Registrant dated July 26, 1994 are filed herewith and are incorporated herein by reference.

The Company  acquired Adia  Canada, Ltd.,  a wholly-owned subsidiary of ASA for
$1 million as of the beginning of 1994.   This transaction was accounted for as
a purchase based upon a purchase price determined by independent appraisal. Recording this transaction as a deemed distribution to ASA would not have produced a materially different result.

Under the existing tax sharing agreement between the Company and AHI, the Company shares in any Federal tax savings realized as a result of its consolidation for tax purposes with other AHI companies. Because of the expected 1994 operating results of the other AHI companies included in the tax consolidation, the Company does not presently anticipate any tax savings for
1994   and, accordingly, did not record any such tax benefit in the  six month period ending June 30, 1994.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

During the second quarter of 1994, net income increased to $6.5 million ($.52 per share) as compared to $4.6 million ($.36 per share) for the second quarter of 1993. For the first six months of 1994, net income increased 46% to $11.9 million ($.95 per share) from $8.2 million ($.65 per share) in the prior year. For the first six months of 1994 revenues increased 31% to $559.5 million from $427.2 million for the first six months of 1993. Revenues for the second quarter increased 33% to $289.7 million as compared to $218.5 million in the second quarter of 1993.

The Company's operating results during 1994 have been positively affected by the growth in the general economy. Additionally, the trend on the part of business to incorporate temporary help into their manpower planning continues to favorably impact Adia's business as well as the industry as a whole. Adia's number of hours sold has increased 29% during both the second quarter and the
first six months as the Company continues to achieve record revenues.   Gross
margin dollars during the second quarter increased 31% to $78.9 million although gross margin as a percentage of revenues fell to 27.2%. For the six month period gross margin dollars increased 27% to $152.2 million also representing 27.2% of revenues. The increase in revenues reflects the increase in the total number of hours sold, slight increases in overall average bill rates and higher permanent placement and outplacement revenues. The higher overall gross margin dollars also results from the increase in volume while the decrease in the gross margin percentage stems from a combination of higher pay rates required to attract and retain highly qualified temporaries and higher employer related costs for workers' compensation and unemployment taxes. Because of continued competitive pricing pressures, the full amount of these benefit costs could not be passed along in the form of higher bill rates.

Selling, general and administrative expenses increased 24.1% during the first six months of 1994. As a percentage of revenues, these expenses decreased to 23.1% from 24.3%. The overall increase is comprised principally of higher personnel costs to service additional outplacement business and increased incentive compensation directly related to improved branch profitability. The Company continues to pursue cost efficiency measures to continue decreasing these costs as a percentage of revenues.

Net interest income decreased during the first six months of 1994 as compared to the first six months of 1993. In the prior year, the Company was able to offset the general decline in market interest rates through its loan with Adia Holdings Incorporated ("AHI"), the Company's majority stockholder, which provided a yield on all funds loaned to AHI higher than the yield on current short-term investments. This loan was repaid in full during December 1993.


Liquidity and Capital Resources
- - -------------------------------

The Company continues to internally generate sufficient cash to support its ongoing operations.

The Company continues to have a credit agreement with Adia Holdings Incorporated (its majority stockholder - "AHI"), whereby AHI may borrow up to $50 million from the Company. As of June 30, 1994, there were no outstanding borrowings under this line.

The Company has paid uninterrupted quarterly dividends on its Common Stock since its initial public offering in October 1984. Quarterly cash dividends are currently $.04 per share for Common Stock and $.035 per share for Class B common stock.

                      ADIA SERVICES, INC. AND SUBSIDIARIES

                          PART II - Other information



Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

   (a)   Exhibits

         28.1 Press Release issued by Registrant on July 26, 1994 with respect to merger negotiations.

         28.2 Press Release issued by Adia S.A. on July 26, 1994 with respect to merger negotiations.

   (b)   Reports on Form 8-K

         A Form 8-K was filed as of March 22, 1994 to report under Item 5 the merger proposal received by the Registrant from its majority stockholder, Adia S.A.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADIA SERVICES, INC.



Date: July 26, 1994                       By           JOHN P. BOWMER
                                            ------------------------------------
                                                       John P. Bowmer
                                            Chief Executive Officer and Director



Date: July 26, 1994                       By           JON H. ROWBERRY
                                            ------------------------------------
                                                       Jon  H. Rowberry
                                                    Senior Vice President,
                                            Chief Financial Officer and Director