Form 10-Q
period 1994-10-02
ADIA SERVICES INC
filed 1994-11-14
CIK 752200

                                                          Page  1 of _____ pages

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  October 2, 1994            Commission file number 0-13195
                       ----------------                                  -------

                              ADIA SERVICES, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                  94-2933186
- - - ----------------------------------             ---------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       identification No.)

100 Redwood Shores Parkway, Redwood City, CA               94065
- - - --------------------------------------------   ---------------------------------
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

                             Yes    X         No
                                 -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at October 31 , 1994
     ----------------------------               --------------------------------
     Common Stock, $.25 par value                           7,063,313

     Class B Common Stock                                   5,600,000

                     ADIA SERVICES, INC. AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----

                                                                        Page No.

Part I.  Financial Information

         Item 1.  Financial Information (unaudited)

                  Condensed Consolidated Statements of Income -
                     Nine months and three months ended September 30, 1994
                     and 1993                                                1

                  Condensed Consolidated Statements of Financial Position -
                     September 30, 1994 and December 31, 1993                2

                  Condensed Consolidated Statements of Cash Flows  -
                     Nine months ended September 30, 1994 and 1993           3

                  Notes to Condensed Consolidated Financial Statements       4

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     5

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders        6

         Item 6.  Exhibits and Reports on Form 8-K                           6

                  Signatures                                                 7

                     ADIA SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                    Nine Months Ended       Three Months Ended
                                                  --------------------     --------------------
                                                      September 30,            September 30,
                                                  --------------------     --------------------
                                                    1994       1993           1994      1993
                                                  ---------  ---------     ---------  ---------
NET SERVICE REVENUES AND OTHER INCOME             $873,533   $669,437      $314,057    $242,173
                                                  --------   --------      --------    --------
Direct costs of services, consisting of direct
     labor, payroll taxes, insurance and
     benefits for temporary employees              639,233    485,522       231,956     178,101

Selling, general and administrative expenses       196,045    158,619        66,993      54,655

Amortization of intangibles                          3,658      3,950         1,263       1,307

Interest expense, net                               (1,554)    (2,558)         (599)       (910)
                                                  --------   --------      --------    --------
                                                   837,382    645,533       299,613     233,153
                                                  --------   --------      --------    --------

Income before income taxes                          36,151     23,904        14,444       9,020

Provision for income taxes                          15,568     10,257         5,800       3,561
                                                  --------   --------      --------    --------
NET INCOME                                        $ 20,583   $ 13,647      $  8,644    $  5,459
                                                  ========   ========      ========    ========

Weighted average shares outstanding                 12,618     12,559        12,649      12,565

NET INCOME PER SHARE                              $   1.63   $   1.09      $    .68    $    .43
                                                  ========   ========      ========    ========
Cash dividends per share
     Common stock                                 $    .12   $    .12      $    .04    $    .04
                                                  ========   ========      ========    ========
     Class B common stock                         $   .105   $   .105      $   .035    $   .035
                                                  ========   ========      ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADIA SERVICES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                September 30, 1994              December 31, 1993
                                               --------------------            -------------------
ASSETS
Current assets
   Cash and short-term investments                         $ 75,737                       $ 67,828
   Trade accounts receivable, net                           146,107                        119,210
   Deferred income taxes                                     19,078                         15,478
   Notes and other receivables                                2,509                          4,108
   Other current assets                                      10,940                          5,034
                                                           --------                       --------
        Total current assets                                254,371                        211,658

Property, equipment and
   leasehold improvements                       $ 48,501                       $ 38,338
   Less, accumulated depreciation
      and amortization                            29,250     19,251              24,454     13,884
                                                --------                       --------
Cost in excess of net assets
   of acquired companies                                     70,792                         70,240
Other intangible assets                                       2,391                          3,929
Other assets                                                  4,531                          2,937
                                                           --------                       --------
                                                           $351,336                       $302,648
                                                           ========                       ========
LIABILITIES
Current liabilities
   Accounts payable and accrued expenses                    105,897                         76,978
   Income taxes payable                                       3,713                          4,907
   Current portion of long-term debt                            383                            239
                                                           --------                       --------
        Total current liabilities                           109,993                         82,124

Long-term debt                                                  794                            859

STOCKHOLDERS' EQUITY
Preferred stock
   none, issued or outstanding
Common stock                                    $  3,171                       $  3,149
Additional paid-in capital                       103,331                        101,621
Retained earnings                                134,354                        115,202
Less:  Treasury stock, at cost                      (307)   240,549                (307)   219,665
                                                --------   --------            --------   --------
                                                           $351,336                       $302,648
                                                           ========                       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                       Nine Months Ended
                                                       -----------------
                                                         September 30,
                                                         -------------

                                                      1994           1993
                                                      ----           ----
OPERATIONS
Net income                                          $ 20,583      $ 13,647
Charges and credits to income not affecting cash
     Depreciation                                      4,885         3,954
     Amortization                                      3,612         4,280
     Deferred income taxes                            (3,600)       (2,235)
Changes in working capital
     Accounts receivable                             (24,036)      (32,144)
     Accounts payable and accrued expenses            24,692        17,728
     Other working capital                            (5,306)        2,144
Other operating flows                                 (1,368)          219
                                                    --------      --------

                                                      19,462         7,593
                                                    --------      --------
INVESTING
Additions to property, equipment
     and leasehold improvements                      (10,229)       (5,517)
Acquisitions                                          (1,094)         (411)
                                                    --------      --------

                                                     (11,323)       (5,928)
                                                    --------      --------
FINANCING
Exercise of stock options                              1,732           282
Dividends paid                                        (1,431)       (1,423)
Increase in debt                                         936           157
Repayments of debt                                    (1,467)       (1,213)
                                                    --------      --------

                                                        (230)       (2,197)
                                                    --------      --------

NET INCREASE(DECREASE) IN CASH
     AND SHORT-TERM INVESTMENTS                        7,909          (532)
Cash and short-term investments
     Beginning of period                              67,828        21,021
                                                    --------      --------

     End of period                                  $ 75,737      $ 20,489
                                                    ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADIA SERVICES, INC. AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Adia Services, Inc. and subsidiaries for the periods ended September 30, 1994 and 1993 are unaudited. However, in the opinion of the Company, all adjustments necessary for a fair presentation have been reflected therein.

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

The results of operations for the periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:    Majority Stockholder

On September 27, 1994, the Registrant's Board of Directors approved the terms of the merger with Adia S.A. ("ASA") after receiving a favorable recommendation from its special committee of outside directors. ASA will acquire all the outstanding common shares of the Company which it does not currently own. ASA, through its wholly-owned subsidiary, Adia Holdings Incorporated ("AHI"), owns 4,632,348 shares of the Registrant's common stock and 5,600,000 shares (100%) of the Registrant's Class B common stock, which together represent 81% of the Registrant's outstanding shares. Based upon the higher voting power of the Class B common stock, ASA controls 96% of the votes. In the merger, each share of common stock of the Registrant will be exchanged for $15.00 in cash and one American Depositary Share representing one-eighth of one ASA bearer share, nominal value Sfr 10.00 per share. The consummation of the merger is subject to a number of conditions and to approval by the Registrant's stockholders, including approval by a majority of the shares voted by minority stockholders. There can be no assurance that the conditions of the merger will be satisfied or that the merger will be consummated.

The Company acquired Adia Canada, Ltd., a wholly-owned subsidiary of ASA for $1 million as of the beginning of 1994. This transaction was accounted for as a purchase based upon a purchase price determined by independent appraisal. Recording this transaction as a deemed distribution to ASA would not have produced a materially different result.

Under the existing tax sharing agreement between the Company and AHI, the Company shares in any Federal tax savings realized as a result of its consolidation for tax purposes with other AHI companies. Based on interest and royalty expenses expected to be incurred at AHI, the Company anticipates tax savings for 1994 totalling approximately $4.3 million. Of that total the Company recorded $700,000 during the third quarter of 1994.

                     ADIA SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - - ---------------------

For the first nine months of 1994, net income increased 51% to $20.6 million ($1.63 per share) from $13.6 million ($1.09 per share) in the prior year.
During the third quarter of 1994, net income increased 58% to $8.6 million ($.68 per share) as compared to $5.5 million ($.43 per share) for the third quarter of 1993. The Company's operating results reflect significantly higher volume for both general temporary help business and specialty operations as companies continue to utilize temporary help as a means of meeting their staffing needs.

Revenues for the third quarter of 1994 increased 30% to $314.1 million as compared to $242.2 million in 1993. For the first nine months of 1994 revenues also increased 30% to $873.5 million from $669.4 million for the first nine months of 1993. The increase in revenues for the nine month period reflects a 27% increase in volume of temporary placement business and a 3% increase in overall average bill rates. Higher outplacement and permanent placement revenues also contributed to this increase. Gross margin dollars during the first nine months of 1994 increased by 27% even though gross margin as a percentage of revenues fell from 27.5% to 26.8%. The higher overall gross margin dollars result from the increase in volume while the decrease in the gross margin percentage stems from, among other things, higher employer related costs for workers' compensation and unemployment taxes. The Company's gross margin percentage has also been affected by the continued emphasis on high volume general temporary help business.

As compared to the third quarter a year ago, selling, general and administrative expenses increased by 23%. For the nine month period, these expenses increased by 24%. As a percentage of revenues, these expenses have decreased slightly as compared to last year. The overall dollar increase is comprised principally of higher personnel costs to service additional outplacement business and increased incentive compensation directly related to improved branch profitability.

Net interest income for the first nine months of 1994 has decreased as compared to the first nine months of 1993. In the prior year, the Company was able to mitigate the general decline in interest rates through its loan to Adia Holdings Incorporated ("AHI"), the Company's majority stockholder, which provided for a yield on all funds loaned to AHI higher than the yield on the Company's other short-term investments. The loan was repaid in full during December 1993.

Liquidity and Capital Resources
- - - -------------------------------

The Company continues to generate internally sufficient cash to support its ongoing operations.

The Company continues to have a credit agreement with AHI whereby AHI may borrow up to $50 million from the Company. As of September 30, 1994, there were no outstanding borrowings under this line.

The Company has paid uninterrupted quarterly dividends on its Common Stock since its initial public offering in October 1984. Quarterly cash dividends are currently $.04 per share for Common Stock and $.035 per share for Class B common stock.

                      ADIA SERVICES, INC. AND SUBSIDIARIES

                          PART II - Other information


Item 4.  Submission of Matters to a Vote of Security Holders
- - - -------  ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - - ------   --------------------------------

         (a)  Exhibits

         (b)  Reports on Form 8-K

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ADIA SERVICES, INC.



Date:  November 4, 1994                  By  /s/ John P. Bowmer
                                            ----------------------------------
                                                       John P. Bowmer
                                            Chief Executive Officer and Director



Date:  November 4, 1994                  By  /s/ Jon H. Rowberry
                                            -----------------------------------
                                                      Jon H. Rowberry
                                                   Senior Vice President,
                                            Chief Financial Officer and Director

                                 EXHIBIT INDEX
                                 -------------

EXHIBITS
- - - --------
   27         Financial Data Schedule